Form 10KSB
period 2007-09-30
CARTER ACQUISITION CORP I
filed 2007-11-13
CIK 1377824

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-52305
_______________________________________________

Carter Acquisition Corp. I
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	83-0465055
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Carter Securities LLC
767 Third Avenue, 27th Floor
New York, NY	10017
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 989-6899

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
-----------------------------------------
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐.

The issuer’s revenues for fiscal year end September 30, 2007 were $0.

As of November 12, 2007, there were 4,000,000 shares of common stock, par value $.0001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Carter Acquisition Corp. I (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

Carter Acquisition Corp. I (“we”, “us”, “our”, “Carter” or the “Company”) was incorporated in the State of Delaware on September 11, 2006 and maintains its principal executive offices at c/o Carter Securities LLC, 767 Third Avenue, 27th Floor, New York, NY 10017. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Merger with Perio-Imaging Inc.

On July 18, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Perio-Imaging Inc., a Delaware corporation (“Perio”), pursuant to which the Company and Perio intend to combine. Since entering the Letter of Intent, the Company and Perio have been engaged in advance negotiations with regard to such contemplated business combination.

Carter intends to enter into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Perio and Perio-Imaging Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Carter (“MergerSub”). The Merger Agreement will set forth the terms and conditions of the business combination (the “Merger”) of Perio and Carter and the exchange by the Perio securities holders (the “Perio Securities Holders”) of their interests in Perio for shares of common stock, par value $.0001 per share of Carter (the “Carter Common Stock”), options to purchase shares of Carter Common Stock (the “Carter Options”) and warrants to purchase shares of Carter Common Stock (the “Carter Warrants”). It is anticipated that the execution of the Merger Agreement by the parties and the closing of the Merger will occur on or around November 15, 2007 (the “Merger Closing”); however, there can be no assurances that the Merger Closing will ever occur.

Pursuant to the terms of the Merger Agreement, MergerSub would merge with and into Perio with Perio continuing as the surviving corporation (the “Surviving Corporation”) in the Merger as a wholly-owned subsidiary of Carter. In connection with the proposed Merger, (i) holders of shares of common stock, par value $0.001 per share of Perio (the “Perio Common Stock”) would exchange an aggregate of 9,697,300 shares of Perio Common Stock for 9,697,300 shares of Carter Common Stock; (ii) holders of options to purchase an aggregate of

820,000 shares of Perio Common Stock would exchange such options for Carter Options to purchase 820,000 shares of Carter Common Stock; and (iii) holders of warrants to purchase an aggregate of 350,650 shares of Perio Common Stock would exchange such warrants for Carter Warrants to purchase 350,650 shares of Carter Common Stock.

In addition, $620,000 under the 2006 Bridge Note and the 2007(A) Bridge Notes, and $449,500 under the 2007(B) Bridge Notes (as those terms are defined herein), or an aggregate principal amount of up to $1,069,500, shall be exchanged for (i) up to $826,666 in principal amount of Carter Notes, Carter Warrants, and Incentive Shares, reflecting a 25% purchase discount under the terms of the 2006 Bridge Note and the 2007(A) Bridge Notes, and (ii) $449,500 in principal amount of Carter Notes, Carter Warrants, and Incentive Shares under the terms of the 2007(B) Bridge Notes, provided however, that $826,666 in principal amount under the 2006 Bridge Note and the 2007(A) Bridge Notes shall be exclusive of the Offering, and the $449,500 in principal amount under the 2007(B) Bridge Notes shall be included in the Offering (the “Bridge Notes Exchange”). Any accrued and unpaid interest on the Bridge Notes shall be paid in cash at the closing which, as of September 30, 2007, totals approximately $45,769. The Secured Promissory Note in the principal amount of $250,000 between Perio and Alpha Capital Anstalt, dated December 7, 2006 is referred to as the “2006 Bridge Note”, the Short-Term Loan Agreements between Perio and various individuals in the aggregate principal amount of $370,000 dated between April and June 2007 are referred to as the “2007(A) Bridge Notes”, and the Short-Term Loan Agreements between the Company and various individuals in the aggregate principal amount of $449,500 dated between July and October 2007 are referred to as the “2007(B) Bridge Notes.” Collectively, the “2006 Bridge Note”, the “2007(A) Bridge Notes” and the “2007(B) Bridge Notes” are sometimes referred to hereafter as the “Bridge Notes.” The 2006 Bridge Note and the 2007(B) Bridge Notes, by their terms, are required to be exchanged in the Bridge Notes Exchange, whereas the holders of the 2007(A) Bridge Note are not required to exchange their notes in the Bridge Note Exchange.  The exchange of the 2007(B) Bridge Notes and the issuance of Carter Notes, Carter Warrants and Incentive Shares in connection therewith shall be counted towards the Minimum Offering Amount (as defined in the section entitled “The Financing Transaction” below).

In addition, a portion of the 4,000,000 shares of Carter Common Stock currently issued and outstanding and owned by John C. Lipman, the founder of Carter (the “Founder”), would be redeemed by Carter upon the Merger Closing so that immediately thereafter, the Founder will own 759,000 shares of Carter Common Stock, resulting in his ownership of approximately 4.99% of the issued and outstanding shares of Carter Common Stock, on a partially-diluted basis, after giving effect to the conversion of Carter Notes for shares of Carter Common Stock (including the exchange of all of the Bridge Notes in the Bridge Notes Exchange). In the event that Carter does not close on the Maximum Offering Amount (defined hereafter) at the initial closing of the Offering and all of the holders of the 2007(A) Bridge Notes do not elect to exchange their 2007(A) Bridge Notes in the Bridge Notes Exchange, a portion of such 759,000 shares would be held in escrow until the completion of the Offering whereupon such shares would be released to the Founder and/or Carter, as necessary to maintain the Founder's 4.99% ownership, on such partially-diluted basis, based on any additional Carter Notes issued after the initial closing of the Offering.

Concurrent with the closing of the Merger, the Company shall grant options to purchase an aggregate of 650,000 shares of Carter Common Stock, at an exercise price of $1.50 per share, which options shall include cashless exercise provisions, and shall be distributed equally to Barry J. Berman and Frederick C. Lane, M.D., consisting of 450,000 shares as compensation for $450,000 in combined accrued and unpaid salaries (excluding expenses and advances) as of December 31, 2006 and 200,000 shares as consideration for their agreement to the redemption of 50,000 shares of Carter Common Stock from each of them in connection with the Company's distribution of the Incentive Shares (the “Management Options”). The Management Options shall be granted and vest immediately upon the closing of the Merger, for which there is no assurance will occur, and shall not be exercisable for a period of one (1) year from the grant date in accordance with the Lockup Agreement (as defined below).

The Financing Transaction

Concurrent with and as a condition to the Merger Closing, Carter intends to consummate the initial closing of a private placement offering of securities of Carter consisting of: (i) $6,000,000 in aggregate principal amount of Senior Secured 8% Convertible Promissory Notes (the “Carter Notes”); (ii) 100,000 shares of Carter Common Stock issued pro-rata to investors in the Offering (the “Investors”) and persons participating in the Bridge Notes Exchange (the “Incentive Shares”); and (iii) Carter Warrants exercisable at $1.80 per share to purchase shares of Carter Common Stock equal to the number of shares of Common Stock issuable upon conversion of the Carter Notes (collectively, the “Securities”), to raise up to $6,000,000 (the “Maximum Offering Amount”), of which a minimum amount of $2,500,000 (the “Minimum Offering Amount”) must be closed concurrent with the Merger (the “Offering”). The Securities will not have been registered under the Securities Act of 1933, as amended (the “Securities Act”) when issued and holders will not be able to offer or sell the Securities in the United States absent registration or an applicable exemption from the registration requirements. Notwithstanding the fact that the holders of the Bridge Notes who exchange their Bridge Notes in the Bridge Notes Exchange will receive the same type of securities issued to Investors, the Bridge Notes Exchange will be separate and apart from the Offering and will not count towards the Minimum Offering Amount or the Maximum Offering Amount, except the exchange of 2007 (B) Bridge Notes which will count towards the Minimum Offering Amount. In the event that the Minimum Offering Amount is raised in the Offering, Investors would be able to convert their Carter Notes into an aggregate of 1,666,666 shares of Carter Common Stock and would be issued Carter Warrants to purchase an aggregate of 1,666,666 shares of Carter Common Stock at an exercise price of $1.80 per share. If the Maximum Offering Amount is raised in the Offering, Investors would be able to convert their Carter Notes into an aggregate of 4,000,000 shares of Carter Common Stock and would be issued Carter Warrants to purchase an aggregate of 4,000,000 shares of Carter Common Stock at an exercise price of $1.80 per share. The aforementioned amounts include those shares of Carter Common Stock underlying the Carter Notes and Carter Warrants received in exchange for the 2007(B) Bridge Notes).

In addition to normal anti-dilution adjustments, the number of shares of Carter Common Stock issuable upon conversion of the Carter Notes will be increased as a result of the reduction of the conversion price of the Carter Notes to $1.00 per share and reduction of the exercise price of the Carter Warrants to $1.20 per share, in the event that Carter does not achieve an aggregate of at least $10,000,000 in gross revenues during the first four (4) full calendar quarters after the final closing of the Offering. In such event, the number of shares of Carter Common Stock issuable for each dollar of principal amount converted would be increased from one share to 1.5 shares, with the aggregate number of shares of Carter Common Stock issuable upon conversion of the Carter Notes thereafter being 2,500,000 shares at the Minimum Offering Amount (3,326,666 shares assuming the conversion of all Carter Notes issued in connection with the Bridge Notes Exchange) and 6,000,000 shares at the Maximum Offering Amount (6,826,666 shares assuming the conversion of all Carter Notes issued in connection with the Bridge Notes Exchange) (the “Revenue Conversion Adjustment”).

Bridge Notes Exchange

Provided the Offering is consummated, the holder of the 2006 Bridge Note would be required to exchange the 2006 Bridge Note in the Bridge Notes Exchange, the holders of the 2007(A) Bridge Notes would have the right to exchange their 2007(A) Bridge Notes in the Bridge Notes Exchange and the holders of the 2007(B) Bridge Notes would be required to exchange the 2007(B) Bridge Notes in the Bridge Notes Exchange. If all of the Bridge Notes are exchanged in the Bridge Notes Exchange, the Company would be required to issue to the holders of the Bridge Notes (i) Carter Notes which could be converted into an aggregate of 850,777 shares of Carter Common Stock; (ii) Carter Warrants to purchase an aggregate of 850,777 shares of Carter Common Stock at an exercise price of $1.80 per share and, solely with respect to the holder of the 2006 Bridge Note, additional Carter Warrant to purchase an aggregate of 111,111 shares of Carter Common Stock, at an exercise price of $1.50 per share; and (iii) a pro rata portion of the Incentive Shares along with the Investors. The conversion rate applicable to the Carter Notes issued in the Bridge Notes Exchange also shall be subject to the Revenue Conversion Adjustment.

In the event that any of the holders of 2007(A) Bridge Notes do not elect to exchange their 2007(A) Bridge Notes in the Bridge Notes Exchange, such holders, assuming they have agreed to be issued Carter Warrants in lieu of warrants of Perio, would be issued Carter Warrants to purchase one share of Carter Common Stock for each $4.00 of principal amount outstanding under the 2007(A) Bridge Notes. If all such holders do not participate in the Bridge Notes Exchange, the Company would be required to issue to such holders Carter Warrants to purchase an aggregate of 92,500 shares of Carter Common Stock, at an exercise price of $1.50 per share. The 2007(A) Bridge Notes held by such persons would continue to represent an aggregate outstanding principal amount of $370,000 payable by Perio to the holders, along with accrued and unpaid interest, which at September 30, 2007 was approximately $20,794. All extensions to the maturity dates of the 2007(A) Bridge Notes provided by Perio to the holders thereof have expired on or before September 30, 2007. As a result, Perio is currently in default under the terms of the 2007(A) Bridge Notes and the holders currently have the right to request payment of the entire outstanding principal amount of $370,000 and all accrued and unpaid interest.

Securities Issued and Outstanding after the Merger and the Offering

Assuming the sale of the Maximum Offering Amount at the initial closing of the Offering and the election of the holders of all of the 2007(A) Bridge Notes to exchange their 2007(A) Bridge Notes in the Bridge Notes Exchange, immediately after the Merger Closing and the initial closing of the Offering there would be outstanding (i) 10,656,300 shares of Carter Common Stock (which includes 200,000 shares issued to Mahony Associates, Inc. for consulting services in connection with the Offering); (ii) Carter Notes in a principal amount of $6,826,666 which could be converted into 4,551,111 shares of Carter Common Stock (which assumes the exchange of all 2006, 2007(A), and 2007(B) Bridge Notes in the Bridge Notes Exchange), (iii) Carter Options to purchase up to 1,470,000 shares of Carter Common Stock (which includes Management Options to purchase 650,000 shares of Carter Common Stock); and (iv) Carter Warrants to purchase up to 5,412,872 shares of Carter Common Stock (which includes (A) Carter Warrants to purchase 350,650 Shares of Common Stock exchanged in the Merger; (B) Carter Warrants issued to the Investors in the Offering to purchase an aggregate of up to 4,000,000 shares of Carter Common Stock at an exercise price of $1.80 per share (which shall include those shares of Carter Common Stock underlying Carter Warrants received in exchange for the 2007(B) Bridge Notes); (C) Carter Warrants issued to holders of Bridge Notes, pursuant to the Bridge Notes Exchange to purchase up to 662,222 shares of Carter Common Stock (which includes: (i) Warrants to purchase 111,111 shares at an exercise price of $1.50 per share; and (ii) Warrants to purchase 551,111 shares at an exercise price of $1.80 per share); and (D) Carter Warrants issued to the placement agent in the Offering to purchase up to 400,000 shares of Carter Common Stock at an exercise price of $1.80 per share (the “Placement Agent Warrants”).

Change of Control

Pursuant to the terms of the Merger, and provided such Merger is consummated, of which there can be no assurance, a change of control of Carter will occur as a result of Carter’s redemption of shares of Carter Common Stock from the Founder so that his interest in Carter will be reduced from 100% of the issued and outstanding shares of Carter Common Stock to less than five (5%) percent of the issued and outstanding shares of Carter Common Stock following the Merger Closing and after giving effect to the conversion of all Carter Notes issued in the Offering and the exchange of all of the Bridge Notes in the Bridge Notes Exchange.

Also pursuant to the terms of the Merger, and provided such Merger is consummated, of which there can be no assurance, the sole director of Carter, John C. Lipman, will resign, effective upon the Merger Closing, and Barry J. Berman and Frederick C. Lane, M.D., who are currently board members of Perio would thereafter be elected to the Board of Directors of Carter and comprise the entire Board of Directors of Carter. Since Mr. Lipman’s resignation and the election of Mr. Berman and Dr. Lane constitutes a change in the majority of the members on the Company’s Board of Directors and in accordance with Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder, on October 4, 2007 the Company filed an information statement on Schedule 14f-1 with the SEC and delivered a copy of such information statement to the sole stockholder of the Company.

Following the consummation of the Merger, of which there can be no assurance, and the initial closing of the Offering, Carter's only business operations shall be those conducted by Perio. Carter will cease being a shell company and Perio will become our wholly-owned subsidiary.

Registration of Shares of Carter Common Stock

Following the Offering, Carter would be required to register for resale (i) the 100,000 Incentive Shares of Carter Common Stock to be distributed to Investors and the holders of Bridge Notes who exchange their Bridge Notes in the Bridge Notes Exchange; (ii) all of the shares of Carter Common Stock underlying the Carter Notes and Carter Warrants issued to Investors and the holders of Bridge Notes who exchange their Bridge Notes in the Bridge Notes Exchange; (iii) all of the shares of Carter Common Stock underlying the Placement Agent Warrants; (iv) all of the Founder's shares of Carter Common Stock (the “Post-Merger Founder's Shares”); (v) all of the shares of Carter Common Stock issued in the Merger; and (vi) all of the shares of Carter Common Stock underlying Carter Options and Carter Warrants issued in connection with the Merger (collectively, the “Registrable Securities”). Under the terms of certain registration rights agreements which would be entered into by Carter with the Investors, the Founder and the Perio Securities Holders, a registration statement would be required to be filed within 45 days after the initial closing of the Offering and declared effective by 180 days after such initial closing (the “Initial Registration Statement”). All of the Registrable Securities shall be permitted to be included in the Initial Registration Statement, subject to certain reductions in the priorities agreed to between the holders of the Registrable Securities, in the event that the SEC notifies the Company that all of the Registrable Securities may not be included due to restrictions imposed by Rule 415 of the Securities Act.

In addition to being included the Initial Registration Statement, all of the Registrable Securities will be entitled to “piggyback” registration rights in the event that the Company files additional registration statements in the future. Further, the Investors and the Founder each shall have a one time “demand” registration right, within two years after the closing of the Offering.

If Carter fails to cause the Initial Registration Statement to be filed within 45 days after the initial closing of the Offering or fails to have the Initial Registration Statement declared effective on or before 180 days after the initial closing of the Offering, Carter would be required to pay the Investors liquidated damages equal to 2% of the sum of (i) aggregate principal amount of the Notes and (ii) the attributed value of $1.50 per Incentive Share for each Incentive Share, per month until such failure is cured, subject to a cap of 18% (Carter would be required to pay the aforementioned liquidated damages to the Founder solely where Carter fails to cause such registration statement to be filed on or before the time period specified above). In addition, if Carter (i) does not respond to all SEC comment letters in connection with any applicable registration statement within 15 days after the date of the SEC comment letter or (ii) does not cause all of the Founder's shares of Carter Common Stock to be registered for resale no later than 60 days after the date that the Investors shares of Carter Common Stock are registered for resale (an additional 125 days in the event of a Rule 415 registration limitation), Carter would also be required to issue to the Founder additional shares of Carter Common Stock in an amount equal to 1.5% per month of the value of the Founder's shares of Carter Common Stock on the date of the Merger Closing, subject to a cap of 15% of the value of the Founder's shares.

Restrictions on Sales of Shares of Carter Common Stock

In accordance with the Offering, Barry J. Berman and Frederick C. Lane would enter into Lock-up Agreements, pursuant to which they would agree not to sell any Carter Common Stock until 270 days after the effective date of the applicable registration statement, as well as agree not to exercise the Management Options for a period of one (1) year from the grant date. The Founder also would agree only to sell: (1) up to 25% of his shares of Carter Common Stock immediately after they have been registered for resale pursuant to an effective registration statement; (2) an additional 25% after the sale of the first 25%; and (3) the remainder of such shares would become transferable on a date that is one year after the date of the Merger Closing.

Change of Corporate Name

Subject to compliance with applicable federal securities laws, as soon as practicable following the Merger, if consummated, Carter will change its name to “Perio-Imaging Holdings Inc.” or a similar name and procure a trading symbol which bears a close resemblance to its new name.

Competition

In the event that the Merger or any similar transaction contemplated under the terms of the Letter of Intent is not consummated, the Company will continue to seek a potential business combination with a private company. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our sole officer who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest as a result of our management being involved with other blank check shell companies.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. Our management is currently involved with other blank check shell companies, and in the pursuit of business combinations, conflicts with such other blank check shell companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check shell companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Further, Carter Securities LLC, a registered broker-dealer, is acting as placement agent for the Offering. John C. Lipman, our sole officer and director, as well as our sole stockholder, is currently the Chairman and sole owner of Carter Securities LLC. We cannot assure you that conflicts of interest among us, Carter Securities LLC and our sole stockholder will not develop.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of the Merger or other business combination. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since September 11, 2006 (inception) through September 30, 2007, we have incurred a net loss of $59,028. We expect that we will incur losses at least until we complete the Merger or other business combination and perhaps after such a combination as well. There can be no assurance that we will complete the Merger or other business combination or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete the Merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Company entered into the Letter of Intent to effect a merger with Perio; however, there can be no assurances that such merger is consummated.

On July 18, 2007, we entered into a Letter of Intent with Perio, and since that date, we have been engaged in advanced negotiations with Perio to consummate the Merger. While we anticipate closing the Merger on or about November 15, 2007, as of the date hereof, the Company and Perio have not entered into any definitive agreements. While we are seeking to consummate the Merger, we can provide no assurances that such Merger or other similar business combination will be consummated.

In the event the Merger is not consummated, the Company will resume its efforts to locate a private company with which to merger, and there can be no assurance that the Company will successfully consummate a business combination.

In the event the Merger is not consummated, we can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

         We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of Carter Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, Carter Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of Carter Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of Carter Common Stock on either of those or any other stock exchange. After completing a business combination, until Carter Common Stock is listed on the NASDAQ or another stock exchange, we expect that Carter Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of Carter Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling Carter Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our sole stockholder may have a minority interest in the Company following the Merger or, in the event the Merger is not consummated, some other business combination.

If we consummate the Merger or if we enter into a business combination with a different company with a value in excess of the value of our Company and issue shares of Carter Common Stock to the stockholders of such company as consideration for merging with us, our sole stockholder would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our Board of Directors and control our Company.

There is currently no trading market for Carter Common Stock, and liquidity of shares of Carter Common Stock is limited.

Shares of Carter Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for Carter Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of Carter Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Carter Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC has proposed codifying certain aspects of the Wulff Letter and adjusting some of its provisions. The proposed adjustments include allowing stockholders of a company that was formerly a shell company to be able to utilize the exemption from registration under Rule 144 under certain circumstances following such time as the company is no longer a shell company and certain disclosures have been completed. There is no assurance that this proposal will ultimately be adopted by the SEC in its current form or any other form.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since shares of Carter Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Carter Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Carter Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Carter Common Stock, it is unclear as to how many, if any, shares of Carter Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Carter Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on Carter Common Stock.

We have never paid dividends on Carter Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of Carter Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share (the “Carter Preferred Stock”). The Merger or any other merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Carter Common Stock held by our then existing stockholders. Moreover, the Carter Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Carter Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Carter Common Stock or Carter Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Carter Common Stock might be materially and adversely affected.

Our sole stockholder may engage in a transaction to cause the Company to repurchase his shares of Carter Common Stock.

In order to provide an interest in the Company to a third party, our sole stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase his shares of Carter Common Stock. As a result of such transaction, our management, stockholder(s) and Board of Directors may change.

Our Board of Directors has the power to issue shares of Carter Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Carter Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Carter Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Carter Common Stock. In the event of issuance, the Carter Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Carter Preferred Stock, there can be no assurance that we will not do so in the future.

Control by John C. Lipman.

Our sole stockholder is John C. Lipman, who is also our sole officer and director. John C. Lipman currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have complete control over our management and affairs. Accordingly, this ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for Carter Common Stock.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Carter Common Stock. The Carter Common Stock is not listed on a publicly-traded market. As of November 12, 2007, there was one holder of record of Carter Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Carter Preferred Stock. The Company has not yet issued any of the Carter Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Carter Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the period covered by this Annual Report.

On September 11, 2006, the Company issued 4,000,000 shares of Carter Common Stock to John C. Lipman, our President, Secretary and sole director, for an aggregate purchase price equal to $25,000. The Company sold these shares of Carter Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates the Merger or some other business combination with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on September 11, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We are currently in advanced negotiations with Perio to consummate the Merger; however, there can be no assurance that we will consummate the Merger or a similar transaction. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our sole officer is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following the Merger or other business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will consummate the Merger, or, in the event the Merger is not consummated, find another suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction and consummate the Merger. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate the Merger or, in the event the Merger is not consummated, to effect an acquisition of or merger with another operating company, both of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

CARTER ACQUISITION CORP. I AND SUBSIDIARY
(A Development Stage Company)
September 30, 2007

- TABLE OF CONTENTS -

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Carter Acquisition Corp. I

We have audited the accompanying consolidated balance sheet of Carter Acquisition Corp. I (a development stage company) (“the Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year then ended and the period September 11, 2006 (inception) through September 30, 2006, and the cumulative period September 11, 2006 (inception) through September 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the period September 11, 2006 (inception) to September 30, 2006. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carter Acquisition Corp. I as of September 30, 2007 and the consolidated results of its operations and its cash flows for the year ended September 30, 2007, the period September 11, 2006 (inception) through September 30, 2006, and the cumulative period September 11, 2006 (inception) through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, certain conditions indicate there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
November 9, 2007

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2007

Assets
Current Assets:
Cash	$81
Prepaid expenses	1,875
Total Current Assets	$1,956

Liabilities and Stockholder's Equity
Current Liabilities:
Accrued expenses	$24

Stockholder's Equity:
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; -0- shares issued and outstanding	—
Common stock - $.0001 par value - 75,000,000 shares
authorized; 4,000,000 shares issued and outstanding	400
Additional paid-in capital	60,560
(Deficit) accumulated during the development stage	(59,028)

Total Stockholder’s Equity	1,932

Total Liabilities and Stockholder’s Equity	$1,956

The accompanying notes are an integral part of these consolidated financial statements.

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	Period from		Period from
	September 11, 2006	For the	September 11, 2006
	(Inception)	Year	(Inception)
	Through	Ended	Through
	September 30, 2006	September 30, 2007	September 30, 2007

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

General and Administrative Expenses	(4,623)	(54,405)	(59,028)

Net (Loss)	$(4,623)	$(54,405)	$(59,028)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	4,000,000	4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Consolidated Statements of Changes in Stockholder’s Equity
For the Period September 11, 2006 (Inception) through September 30, 2007

						(Deficit)
						Accumulated
	Preferred Stock		Common Stock		Additional	During the
					Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, September 11, 2006	—	$—	—	$—	$—	$—	$—

Issuance of Common Stock - September 11, 2006	—	—	4,000,000	400	24,600	—	25,000

Net (Loss)	—	—	—	—	—	(4,623)	(4,623)

Balance, September 30, 2006	—	—	4,000,000	400	24,600	(4,623)	20,377

Additional contribution of capital by sole stockholder	—	—	—	—	35,960	—	35,960

Net (loss)	—	—	—	—	—	(54,405)	(54,405)

Balance, September 30, 2007	—	$—	4,000,000	$400	$60,560	$(59,028)	$1,932

The accompanying notes are an integral part of these consolidated financial statements.

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Period from		Period from
	September 11, 2006	For the	September 11, 2006
	(Inception)	Year	(Inception)
	Through	Ended	Through
	September 30, 2006	September 30, 2007	September 30, 2007
Cash Flows from Operating Activities

Net (Loss)	$(4,623)	$(54,405)	$(59,028)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) Decrease in prepaid expenses	(9,000)	7,125	(1,875)
Increase (Decrease) in accrued expenses	500	(476)	24

Net Cash Used In Operating Activities	(13,123)	(47,756)	(60,879)

Cash Flows from Financing Activities

Proceeds from issuance of stock and additional contributions to capital	25,000	35,960	60,960

Net increase (decrease) in cash	11,877	(11,796)	81

Cash, beginning of period	-	11,877	—

Cash, end of period	$11,877	$81	$81

The accompanying notes are an integral part of these consolidated financial statements.

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007

Note 1 - Development Stage Company:

Carter Acquisition Corp. I, a development stage company (“Carter”), was incorporated in the State of Delaware on September 11, 2006. Carter is looking to acquire an existing company or acquire the technology to begin operations. Perio-Imaging Acquisition Corp. ("MergerSub") was incorporated on September 19, 2007 in anticipation of a potential merger (see Note 7). The MergerSub is an inactive wholly-owned subsidiary of Carter.

Note 2 - Summary of Significant Accounting Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Principles of Consolidation: The financial statements for the period from September 11, 2006 (inception) through September 30, 2006 include the accounts of Carter. The consolidated financial statements for the year ended September 30, 2007 and for the period from September 11, 2006 (inception) through September 30, 2007 include the accounts of Carter, and the accounts of MergerSub from the date of its incorporation (collectively the "Company"). All significant intercompany transactions and balances have been eliminated.

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

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007

Note 2 - Summary of Significant Accounting Policies (Cont’d):

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes, which will be effective for the Company's year commencing October 1, 2007. The Company has not yet determined what the effect will be, if any, on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from September 11, 2006 (inception) through the period ended September 30, 2007 of $59,028. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Note 4 - Equity Securities:

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007

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

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended September 30, 2007 or for any period from inception through September 30, 2007 as the Company has no taxable income or loss.

The Company has, resulting from deferred start-up costs, approximately $10,000 and $1,000 in gross deferred tax assets at September 30, 2007 and 2006, respectively. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related tax benefits is uncertain.

The difference between the statutory federal income tax rate of 34% and the effective tax rate of 0% is due to the capitalization of the Company’s start-up costs for tax purposes.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Note 7 - Letter of Intent:

On July 18, 2007, the Company entered into a letter of intent (the “Letter of Intent”) with Perio-Imaging, Inc., a Delaware corporation (“Perio”), pursuant to which the Company and Perio intend to combine. Since entering the Letter of Intent, the Company and Perio have been engaged in advance negotiations with regard to such contemplated business combination.

Carter Acquisition Corp. I and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007

Note 7 - Letter of Intent (Cont’d):

Carter intends to enter into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Perio and the MergerSub. The Merger Agreement will set forth the terms and conditions of the business combination (the “Merger”) of Perio and Carter and the exchange by the Perio securities holders (the “Perio Securities Holders”) of their interests in Perio for shares of common stock, par value $.0001 per share of Carter (the “Carter Common Stock”), options to purchase shares of Carter Common Stock (the “Carter Options”) and warrants to purchase shares of Carter Common Stock (the “Carter Warrants”).

Pursuant to the terms of the Merger Agreement, MergerSub would merge with and into Perio with Perio continuing as the surviving corporation (the “Surviving Corporation”) in the Merger as a wholly-owned subsidiary of Carter. In connection with the proposed Merger, (i) holders of shares of common stock, par value $0.001 per share of Perio (the “Perio Common Stock”) would exchange an aggregate of 9,697,300 shares of Perio Common Stock for 9,697,300 shares of Carter Common Stock; (ii) holders of options to purchase an aggregate of 820,000 shares of Perio Common Stock would exchange such options for Carter Options to purchase 820,000 shares of Carter Common Stock; and (iii) holders of warrants to purchase an aggregate of 350,650 shares of Perio Common Stock would exchange such warrants for Carter Warrants to purchase 350,650 shares of Carter Common Stock.

In addition, $620,000 under the 2006 Bridge Note and the 2007(A) Bridge Notes, and $449,500 under the 2007(B) Bridge Notes (as those terms are defined herein), or an aggregate principal amount of up to $1,069,500, shall be exchanged for (i) up to $826,666 in principal amount of Carter Notes, Carter Warrants, and Incentive Shares, reflecting a 25% purchase discount under the terms of the 2006 Bridge Note and the 2007(A) Bridge Notes, and (ii) $449,500 in principal amount of Carter Notes, Carter Warrants, and Incentive Shares under the terms of the 2007(B) Bridge Notes, provided however, that $826,666 in principal amount under the 2006 Bridge Note and the 2007(A) Bridge Notes shall be exclusive of the Offering, and the $449,500 in principal amount under the 2007(B) Bridge Notes shall be included in the Offering (the “Bridge Notes Exchange”). Any accrued and unpaid interest on the Bridge Notes shall be paid in cash at the closing which, as of September 30, 2007, totals approximately $45,769. The Secured Promissory Note in the principal amount of $250,000 between Perio and Alpha Capital Anstalt, dated December 7, 2006 is referred to as the “2006 Bridge Note”, the Short-Term Loan Agreements between Perio and various individuals in the aggregate principal amount of $370,000 dated between April and June 2007 are referred to as the “2007(A) Bridge Notes”, and the Short-Term Loan Agreements between the Company and various individuals in the aggregate principal amount of $449,500 dated between July and October 2007 are referred to as the “2007(B) Bridge Notes.” Collectively, the “2006 Bridge Note”, the “2007(A) Bridge Notes” and the “2007(B) Bridge Notes” are sometimes referred to hereafter as the “Bridge Notes.” The 2006 Bridge Note and the 2007(B) Bridge Notes, by their terms, are required to be exchanged in the Bridge Notes Exchange, whereas the holders of the 2007(A) Bridge Note are not required to exchange their notes in the Bridge Note Exchange.  The exchange of the 2007(B) Bridge Notes and the issuance of Carter Notes, Carter Warrants and Incentive Shares in connection therewith shall be counted towards the Minimum Offering Amount.

In addition, a portion of the 4,000,000 shares of Carter Common Stock currently issued and outstanding and owned by the sole shareholder of the Company, would be redeemed by Carter upon the Merger Closing so that immediately thereafter, the sole shareholder will own 759,000 shares of Carter Common Stock, resulting in his ownership of approximately 4.99% of the issued and outstanding shares of Carter Common Stock, on a partially-diluted basis, after giving effect to the conversion of Carter Notes for shares of Carter Common Stock.

Concurrent with the closing of the Merger, the Company shall grant options to purchase an aggregate of 650,000 shares of Carter Common Stock, at an exercise price of $1.50 per share, which options shall include cashless exercise provisions, and shall be distributed equally to the sellers of Perio, consisting of 450,000 shares as compensation for $450,000 in combined accrued and unpaid salaries (excluding expenses and advances) as of December 31, 2006 and 200,000 shares as consideration for their agreement to the redemption of 50,000 shares of Carter Common Stock from each of them in connection with the Company's distribution of the Incentive Shares (the “Management Options”). The Management Options shall be granted and vest immediately upon the closing of the Merger, for which there is no assurance will occur, and shall not be exercisable for a period of one (1) year from the grant date in accordance with the Lockup Agreement.

As of November 9, 2007, the parties have not entered into the Merger Agreement. There can be no assurance that the companies will successfully enter into a Merger Agreement or conclude this transaction.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a)
Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended September 30, 2007:

Name	Age	Position	Term
John C. Lipman	30	President, Secretary and Director	September 11, 2006 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John C. Lipman. Mr. Lipman has served as the Company’s President, Secretary and sole director since September 11, 2006. He currently serves as the Chairman of Carter Securities LLC, an FINRA member firm he founded in 2005. From 2000 to 2005, Mr. Lipman was President and Chief Executive Officer of Lipman Capital Group Inc., a financial advisory and investor relations firm he founded in New York City that represented public emerging growth companies in the high technology and healthcare industries. Mr. Lipman is also managing and sole member of Carter Management Group LLC, a private holding company. Mr. Lipman also serves as President, Secretary and sole director of Carter Acquisition Corp. II and Carter Acquisition Corp. III, both of which are publicly-reporting, non-trading, blank check shell companies. Mr. Lipman graduated and received his Bachelor of Arts from Rollins College in Winter Park, FL in 1999.

(b)	Significant Employees.

As of the date hereof, the Company has no employees except for the President.

(c)	Family Relationships.

None.

(d)	Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2007 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Carter Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there is only one person involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President (the sole executive officer of the Company) for services rendered during the fiscal year ended September 30, 2007.

Name and Position	Year	Total Compensation
John C. Lipman, President, Secretary and Director	2007	None

Director Compensation

We do not currently pay any cash fees to our sole director.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of November 12, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Carter Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
John C. Lipman (1) c/o Carter Securities LLC 767 Third Avenue, 27th Floor New York, NY 10017	4,000,000	100%
All Directors and Officers as a Group (1 individual)	4,000,000	100%

(1)	Mr. Lipman is President, Secretary and sole director of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 11, 2006.

*3.2	By-laws.

21.1	List of all subsidiaries of the Company.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 8, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Co LLP (“Raich Ende”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $17,000 for the fiscal year ended September 30, 2007 and $6,500 for the period from September 11, 2006 (Date of Inception) to September 30, 2006.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2007 and for the period from September 11, 2006 (Date of Inception) to September 30, 2006.

Tax Fees

There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2007 and for the period from September 11, 2006 (Date of Inception) to September 30, 2006.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended September 30, 2007 and for the period from September 11, 2006 (Date of Inception) to September 30, 2006.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the sole member of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER ACQUISITION CORP. I
Dated: November 12, 2007

By:  /s/ John C. Lipman

Name: John C. Lipman
Title: President, Secretary and Director